Form 10-K
WFRBS Commercial Mortgage Trust 2012-C10
filed 2014-03-31
CIK 1561726

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated December 14, 2012.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

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



   (35) Servicer compliance statement.



    35.1 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer
    35.2 Pentalpha Surveillance LLC as Trust Advisor
    35.3 Wells Fargo Bank, N.A. as Master Servicer
    35.4 Wells Fargo Bank, N.A. as Certificate Administrator



   (99.1) Mortgage Loan Purchase Agreement, dated November 30, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.2) Mortgage Loan Purchase Agreement, dated November 30, 2012, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.3) Mortgage Loan Purchase Agreement, dated November 30, 2012, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.4) Mortgage Loan Purchase Agreement, dated November 30, 2012, between Liberty Island Group I LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.5) Mortgage Loan Purchase Agreement, dated November 30, 2012, between Basis Real Estate Capital II, LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.6) Mortgage Loan Purchase Agreement, dated November 30, 2012, C-III Commercial Mortgage LLC and Wells Fargo Commercial Mortgage Securities, Inc.
    incorporated by reference from Exhibit 99.6 of the issuing entity's
   Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.7) Primary Servicing Agreement Agreement, dated December 1, 2012, Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

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


    Date:   March 31, 2014



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


   (35) Servicer compliance statement.



    35.1 Midland Loan Services, Inc. a Division of PNC Bank, National Association as
    Special Servicer
    35.2 Pentalpha Surveillance LLC as Trust Advisor
    35.3 Wells Fargo Bank, N.A. as Master Servicer
    35.4 Wells Fargo Bank, N.A. as Certificate Administrator


   (99.1) Mortgage Loan Purchase Agreement, dated November 30, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.2) Mortgage Loan Purchase Agreement, dated November 30, 2012, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.3) Mortgage Loan Purchase Agreement, dated November 30, 2012, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.4) Mortgage Loan Purchase Agreement, dated November 30, 2012, between Liberty Island Group I LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.5) Mortgage Loan Purchase Agreement, dated November 30, 2012, between Basis Real Estate Capital II, LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.6) Mortgage Loan Purchase Agreement, dated November 30, 2012, C-III Commercial Mortgage LLC and Wells Fargo Commercial Mortgage Securities, Inc.
    incorporated by reference from Exhibit 99.6 of the issuing entity's
   Current Report on Form 8-K filed with the Commission on December 14, 2012.

   (99.7) Primary Servicing Agreement Agreement, dated December 1, 2012, Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.