Form 10-K/A
period 2013-12-31
WFRBS Commercial Mortgage Trust 2012-C10
filed 2014-08-29
CIK 1561726

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is (i) to file as Exhibit 4.2 the Pooling and Servicing Agreement, dated as of February 1, 2013, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor (the “WFRBS Commercial Mortgage Trust 2013-C11 Pooling and Servicing Agreement”), (ii) to file a report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria for Prudential Asset Resources, Inc. (“Prudential”) and Trimont Real Estate Advisors, Inc. (“Trimont”) and (iii) to file a servicer compliance statement for Prudential.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, which constituted approximately 9.6% and 8.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the WFRBS Commercial Mortgage Trust 2013-C11 transaction, Commission File Number 333-177891-03 (the "WFRBS 2013-C11 Transaction"). These loan combinations, including the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan, respectively, are each being serviced and administered pursuant to the WFRBS Commercial Mortgage Trust 2013-C11 Pooling and Servicing Agreement.

Wells Fargo Bank, National Association (“Wells Fargo Bank”) is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, Inc., a Division of PNC Bank, National Association (“Midland”) is the special servicer for the mortgage loans serviced under the Pooling and Servicing Agreement for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Midland is a “servicer,” as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association ("Wells Fargo Bank") is the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 10% of the asset pool of the issuing entity as of its cut-off date. Thus, Wells Fargo Bank in the capacities described above is a “servicer,” as defined in Item 1108(a)(iii) of Regulation AB, with respect to these mortgage loans. The assessments of compliance with applicable servicing criteria, accountants' attestation reports and servicer compliance statements delivered by Wells Fargo in these capacities are listed in the Exhibit Index.

Trimont is the trust advisor for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan. These mortgage loans, in the aggregate, constituted more than 5% of the asset pool of the issuing entity as of its cut-off date. Thus, Trimont is a servicing function participant with respect to these mortgage loans. The assessment of compliance with applicable servicing criteria and accountants' attestation report delivered by Trimont in the capacities described above are listed in the Exhibit Index.

Prudential is the primary servicer for twelve (12) Mortgage Loans pursuant to the Primary Servicing Agreement.

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

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2013, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor (filed as Exhibit 1.1 of the registrant’s Current Report on Form 8-K, filed on February 18, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 Trimont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan
33.10 Wells Fargo Bank, N.A., as Primary Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 33.5)
33.11 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 33.2)
33.12 Wells Fargo Bank, N.A. as Certificate Administrator for Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan (see Exhibit 33.6)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 Trimont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan
34.10 Wells Fargo Bank, N.A., as Primary Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 34.5)
34.11 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 34.2)
34.12 Wells Fargo Bank, N.A. as Certificate Administrator for Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan (see Exhibit 34.6)

(35) Servicer compliance statement.

35.1 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Prudential Asset Resources, Inc., as Primary Servicer
35.6 Wells Fargo Bank, N.A. as Primary Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see exhibit 35.3)
35.7 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 35.1)
35.8 Wells Fargo Bank, N.A. as Certificate Administrator for the Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 35.4)

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of December 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on February 19, 2013.

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2013, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as trust advisor (filed as Exhibit 1.1 of the registrant’s Current Report on Form 8-K, filed on February 18, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Prudential Asset Resources, Inc., as Primary Servicer
33.9 Trimont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan
33.10 Wells Fargo Bank, N.A., as Primary Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 33.5)
33.11 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer for Republic Plaza Mortgage Loan and Concord
33.12 Wells Fargo Bank, N.A. as Certificate Administrator for Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan (see Exhibit 33.6)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Prudential Asset Resources, Inc., as Primary Servicer
34.9 Trimont Real Estate Advisors, Inc. as Trust Advisor for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan
34.10 Wells Fargo Bank, N. A. as Primary Servicer for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan (see Exhibit 34.5)
34.11 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan (see Exhibit 34.2)
34.12 Wells Fargo Bank, N. A. as Certificate Administrator for the Republic Plaza Mortgage Loan and the Concord Mills Mortgage Loan (see Exhibit 34.6)

(35) Servicer compliance statement.

35.1 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Prudential Asset Resources, Inc., as Primary Servicer
35.6 Wells Fargo Bank, N.A. as Primary Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see exhibit 35.3)
35.7 Midland Loan Services, Inc., a Division of PNC Bank, National Association as Special Servicer for Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 35.1)
35.8 Wells Fargo Bank, N.A. as Certificate Administrator for the Republic Plaza Mortgage Loan and Concord Mills Mortgage Loan (see Exhibit 35.4)

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

(99.7) Primary Servicing Agreement , dated December 1, 2012, Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K filed with the Commission on December 14, 2012.